Form 10-Q
period 2016-03-31
Sella Care, Inc.
filed 2016-05-23
CIK 1644869

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                  FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2016

                OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

       For the transition period from        to

       Commission file number 		000-55478

     		              SELLA CARE, INC.
           (Exact name of registrant as specified in its charter)

                     WESTERN RIDGE ACQUISITION CORPORATION
           (Former name of registrant as specified in its charter)

            Delaware                             47-4161920
    (State or other jurisdiction of           (I.R.S. Employer
     incorporation or organization)          Identification No.)

                          621 S. Virgil Avenue #470
                         Los Angeles, California 90005
                    (Address of Principal Executive Offices)

     	                        213-219-7746
	               (Registrant's Telephone Number)

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

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.


     Class                                 Outstanding at
                                           March 31, 2016

Common Stock, par value $0.0001               20,000,000

Documents incorporated by reference:            None

______________________________________________________________________

                      FINANCIAL STATEMENTS


Balance Sheets as of March 31, 2016 (unaudited) and
December 31, 2015                                               2

Statements of Operations for the Three Months Ended
March 31, 2016 (unaudited)                                      3

Statements of Cash Flows for the Three Months Ended
March 31, 2016 (unaudited)                                      4

Notes to Financial Statements (unaudited)                       5-8

______________________________________________________________________

                             SELLA CARE INC.
                        CONDENSED BALANCE SHEET

           ASSETS
                                             March 31,        December 31,
                                               2016              2015
                                            ------------     ------------
                                            (Unaudited)
   Current assets
     Cash                                   $        -        $        -
                                            ------------      ------------
        Total assets                        $        -        $        -
                                            ============      ============

          LIABILITIES AND STOCKHOLDERS' DEFICIT

    Current liabilities
       Accrued liabilities                 $     1,000	      $       750
                                            ------------      ------------
           Total liabilities                     1,000	              750
                                            ------------      ------------

   Stockholders' Equity
       Preferred stock, $0.0001 par value
       20,000,000 shares authorized;
       none issued and outstanding                 -                 -
       Common Stock, $0.0001 par value,
       100,000,000 shares authorized;
       20,000,000 shares issued and
       outstanding March 31, 2016 and
       December 31, 2015                         2,000             2,000
       Discount on Common Stock	                (2,000)           (2,000)
       Additional paid-in capital                1,462		     312
       Accumulated deficit                      (2,462)           (1,062)
                                            ------------      ------------
          Total stockholders' deficit           (1,000)             (750)
                                            ------------      ------------
          Total liabilities and
             stockholders'deficit           $        -        $        -
                                            ============      ============

           The accompanying notes are an integral part of these financial statements.

______________________________________________________________________

                                 SELLA CARE INC.
                         CONDENSED STATEMENT OF OPERATIONS
				   (UNAUDITED)

        	     			    For the three months
					    ended March 31, 2016
                                            --------------------
    Revenue                                 $               -
    Cost of revenues                                        -
                                            --------------------
    Gross profit                                            -
                                            --------------------
    Operating expenses                                   1,400
                                            --------------------
    Operating loss                                      (1,400)
                                            --------------------
    Loss before income taxes                            (1,400)
                                            --------------------
    Income tax expense                                      -
                                            --------------------
    Net loss                                $           (1,400)
					    ====================
    Loss per share - basic and diluted      $               -
					    ====================
    Weighted average shares -                        20,000,000
         basic and diluted                  ====================


   The accompanying notes are an integral part of these financial statements.

                                       3
______________________________________________________________________

                                  SELLA CARE INC.
                         CONDENSED STATEMENT OF CASH FLOWS
                                    (UNAUDITED)
         	     			                 For the three months
					                 ended March 31, 2016
                                                         --------------------
OPERATING ACTIVITIES
   Net loss                                                    $      (1,400)
   Non-cash adjustments to reconcile net loss to net cash:
     Expenses paid for by stockholder and contributed
     as capital                                                        1,150
   Changes in Operating Assets and Liabilities:
     Accrued liability                                                   250
                                                                -------------
       Net cash provided by (used in) operating activities                -
                                                                -------------
FINANCING ACTIVITIES
   Proceeds from issuance of common stock                                  -
   Proceeds from stockholders contribution                                 -
                                                                -------------
       Net cash provided by financing activities                           -
                                                                -------------
   Net increase in cash                                         $          -
                                                                =============
   Cash, beginning of period                                               -
                                                                =============
   Cash, end of period                                          $          -
                                                                =============
   SUPPLEMENTAL DISCLOSURES:
     Cash paid during the period for:
        Income tax                                              $          -
                                                                =============
        Interest                                                $          -
                                                                =============

  The accompanying notes are an integral part of these financial statements.

______________________________________________________________________

                          SELLA CARE, INC.
            Notes to Unaudited Condensed Financial Statements

NOTE 1   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

   Sella Care, Inc. (formerly Western Ridge Acquisition Corporation)(the "Company") was incorporated on May 21, 2015 under the laws of the state of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception and its operations to date have been limited to issuing shares to its original shareholders, filing a registration statement on Form 10 and effecting a change in control at a date subsequent to the period covered by this report.

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

Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") were omitted pursuant to such rules and regulations. The results for the three months ended March 31, 2016, are not necessarily indicative of the results to be expected for the year ending December 31, 2016.

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

CASH

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents as of March 31, 2016.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of March 31, 2016.

______________________________________________________________________

                        SELLA CARE, INC.
            Notes to Unaudited Condensed Financial Statements


INCOME TAXES

Under ASC 740, "Income Taxes," deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2016 there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of March 31, 2016, there are no outstanding dilutive securities.

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

RECENT ACCOUNTING PRONOUNCEMENTS

On November 20, 2015, FASB issued ASU-2015-17-Income Taxes.  The
Board is issuing this Update as part of its initiative to reduce complexity in accounting standards (the Simplification Initiative). The objective of the Simplification Initiative is to identify, evaluate, and improve areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. Current
GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. To simplify the presentation of deferred income taxes, the amendments in this Update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this Update apply to all entities that present a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this Update. For public business entities, the amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The Company is still in the process of evaluating future impact of adopting this standard.

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

______________________________________________________________________
                        SELLA CARE, INC.
            Notes to Unaudited Condensed Financial Statements

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

NOTE 2 - GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained operating loss of $1,400 during the three months ended March 31, 2016. The Company had a working capital deficit of $1,000 and an accumulated deficit of $2,462 as of March 31, 2016. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

NOTE 3 - ACCRUED LIABILITIES

As of March 31, 2016, the Company had an accrued professional fee of $1,000.

NOTE 4 - STOCKHOLDERS' DEFICIT

On May 21, 2015, the Company issued 20,000,000 founders common stock to two directors and officers. The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of March 31, 2016, 20,000,000 shares of common stock and no preferred stock were issued and outstanding.

NOTE 5 -  SUBSEQUENT EVENT

Subsequent to the period covered by this Report, on April 21, 2016, the Company effected the following transactions to effect a change of control:

The Company redeemed 19,500,000 of the 20,000,000 outstanding shares of common stock pro rata from the two shareholders thereof.

The then current officers and directors of the Company resigned and a new officer and director was elected.

On April 22, 2016, the Company issued 5,000,000 shares of its common stock pursuant to Section 4(2) of the Securities Act of 1933 at par representing 91% of the total outstanding 5,500,000 shares of common stock to Ho Soon Hwang Yang.

Management has evaluated subsequent events through May 23, 2016, the date which the financial statements were available to be issued. All subsequent events requiring recognition as of March 31, 2016 have been incorporated into these financial statements and there are no other subsequent events that require disclosure in accordance with FASB ASC Topic 855, "Subsequent Events."

______________________________________________________________________


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Sella Care, Inc. (the "Company") was incorporated on
May 21, 2015 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company is a blank check company and qualifies as an "emerging growth company" as defined in the Jumpstart Our Business Startups Act which became law in April, 2012.

Since inception the Company's operations to date of the period covered by this report have been limited to issuing shares of common stock to its original shareholders, filing a registration statement on Form 10 with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 as amended to register its class of common stock and effecting a change in control of the Company on April 21, 2016.

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

As of March 31, 2016 the Company had not generated revenues and had no income or cash flows from operations since inception. The Company had sustained net loss of $1,400 and had an accumulated deficit of $2,462 for the three months ended and as of March 31, 2016, respectively.

The Company's independent auditors have issued a report raising substantial doubt about the Company's ability to continue as a going concern. At present, the Company has no operations and the continuation of the Company as a going concern is dependent upon financial support from its stockholders, its ability to obtain necessary equity financing to continue operations and/or to successfully locate and negotiate with a business entity for the combination of that target company with the Company

Management will pay all expenses incurred by the Company.
There is no expectation of repayment for such expenses.

SUBSEQUENT EVENT

Subsequent to the period covered by this Report, on April 21, 2016, the Company effected the following transactions to effect a change of control:

The Company redeemed 19,500,000 of the 20,000,000 outstanding shares of common stock pro rata from the two shareholders thereof.

The then current officers and directors of the Company resigned and a new officer and director was elected.

On April 22, 2016, the Company issued 5,000,000 shares of its common stock pursuant to Section 4(2) of the Securities Act of 1933 at par representing 91% of the total outstanding 5,500,000 shares of common stock to Ho Soon Hwang Yang.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

     Information not required to be filed by Smaller reporting companies.


ITEM 4.  Controls and Procedures.

Disclosures and Procedures

      Pursuant to Rules adopted by the Securities and Exchange Commission, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules. This evaluation was done as of the end of the period covered by this report under the supervision and with the participation of the Company's principal executive officer (who was also the principal financial officer).

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


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

       During the past three years, the Company has issued common shares pursuant to Section 4(2) of the Securities Act of 1933 at par as follows:

On May 21, 2015, the Company issued 10,000,000 shares to each of its then two officers and directors for a total aggregate outstanding of 20,000,000 shares.

On April 21, 2016, an aggregate of 19,500,000 shares of the outstanding 20,000,000 was redeemed pro rata from the two shareholders.

On April 22, 2016, the Company issued 5,000,000 shares to Ho Soon
Hwang Yang.

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

                            SELLA CARE, INC.


                            By:   /s/ Jun Ho Yang
                                  President
				  Treasurer, Chief Financial Officer

Dated:   May 23, 2016