Form 10-K
period 2016-12-31
Sella Care, Inc.
filed 2017-04-18
CIK 1644869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________ to ____________

Commission file number 000-55478

SELLA CARE, INC.

(Exact name of registrant as specified in its charter)

Delaware	47-4161920
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

621 S. Virgil Avenue, Ste.470, Los Angeles, California 90005

(Address of Principal Executive Offices) (Zip Code)

213-219-7746
(Registrant’s Telephone Number)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, $.0001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act [  ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [  ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [  ] No

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2016 was $-0-.

As of April 18, 2017, there were 113,592,840 shares of Common Stock, $0.0001 par value, outstanding.

PART I

Item 1. Description of Business

Sella Care, Inc. was incorporated on May 21, 2015 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions.

On April 22, 2016 Sella Care, Inc. (formerly Western Ridge Acquisition Corporation) (the “Registrant” or the “Company”) issued 5,000,000 shares of its common stock pursuant to Section 4(2) of the Securities Act of 1933 at par representing 91% of the total outstanding shares of common stock to Ho Soon Hwang Yang.

With the issuance of the stock and the redemption of 19,500,000 shares of stock, the Company effected a change in its control and the new majority shareholder(s) elected new management of the Company. The Company may develop its business plan by future acquisitions or mergers but no agreements have been reached regarding any acquisition or other business combination. The Company changed its name as part of the change in control. If the Company makes any acquisitions, mergers or other business combination, the Company will file a Form 8-K but until such time the Company remains a shell company.

The Company was formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

The Company registered its common stock on a Form 10 registration statement filed pursuant to the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 12(g) thereof on July 28, 2015 which became automatically effective 60 days thereafter. The Company files with the Securities and Exchange Commission periodic and current reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-Q and annual reports Form 10-K.

At the period covered by this Report for the year ended December 31, 2016, the Company had no employees and one officer and director and three shareholders.

As of December 31, 2016, the Company had not generated revenues and had no income or cash flows from operations since inception. At December 31, 2016, the Company had sustained net loss of $6,976 and an accumulated deficit of $8,038.

The Company’s independent auditors have issued a report raising substantial doubt about the Company’s ability to continue as a going concern. At present, the Company has no operations and the continuation of the Company as a going concern is dependent upon financial support from its stockholders, its ability to obtain necessary equity financing to continue operations and/or to successfully locate and negotiate with a business entity for the combination of that target company with the Company.

Management of the Company will pay all expenses incurred by the Company until a change in control of the Company is affected. Management does not expect any repayment for such paid expenses.

There is no assurance that the Company will ever be profitable.

Subsequent Events

On January 2, 2017, the Company sold 95,000,000 shares to Mrs. Yang, the wife of the president and director of the Company, for $9,500, pursuant to section 4(2) of the Securities Act of 1933.

Between March 1 and April 18, 2017, the Company sold 13,092,840 shares of its common stock to 23 investors for a total consideration of $654,642.

All of the issuances by us of our unregistered securities were made in reliance upon Regulation D and Section 4(2) of the Securities Act of 1933, as amended (the “1933 Act”). No commissions were paid relating to the issuance of the securities. The entities or individuals listed above that purchased the unregistered securities were known to us and our management, through pre-existing business relationships. They were provided access to all material information, all information necessary to verify such information, and our management in connection with the purchases. The purchaser of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to us. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.

Item 1A. Risk Factors

Not required under Regulation S-K for “smaller reporting companies.”

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The Company has no properties and at this time has no agreements to acquire any properties. The Company currently uses the offices of Management at no cost to the Company. The Company expects this arrangement to continue until the Company completes a change in control.

Item 3. Legal Proceedings

There is no litigation pending or threatened by or against the Company.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

During the period from May 21, 2015 (Inception) to December 31, 2016, the Company has issued common shares pursuant to Section 4(2) of the Securities Act of 1933 at par as follows:

On May 21, 2015, the Company issued 10,000,000 shares to each of its then two officers and directors for a total aggregate outstanding of 20,000,000 shares.

On April 21, 2016, an aggregate of 19,500,000 shares of the outstanding 20,000,000 was redeemed pro rata from the two shareholders.

On April 22, 2016, the Company issued 5,000,000 shares to Ho Soon Hwang Yang.

There is currently no public market for the Company’s securities.

Following a business combination, a target company will normally wish to cause the Company’s common stock to trade in one or more United States securities markets. The target company may elect to take the steps required for such admission to quotation following the business combination or at some later time.

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

Since inception, the Company has sold securities which were not registered as follows:

DATE	NAME	NUMBER OF SHARES	SHARES OUTSTANDING
May 21, 2015	James Cassidy (1)	10,000,000
April 21, 2016	Redemption	(9,750,000)	250,000
May 21, 2015	James McKillop	10,000,000
April 21, 2016	Redemption	(9,750,000)	250,000
April 22, 2016	Ho Soon Hwang Yang	5,000,000	5,500,000

(1) James M. Cassidy, is the sole shareholder and director of Tiber Creek Corporation, a Delaware corporation, which company has agreed to assist the Company in registering its stock and introductions to the brokerage community.

Item 6. Selected Financial Data.

There is no selected financial data required to be filed for a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Sella Care, Inc. (formerly Western Ridge Acquisition Corporation) (the “Company”) was incorporated on May 21, 2015 under the laws of the state of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company registered its common stock on a Form 10 registration statement filed pursuant to the Securities and Exchange Act of 1934 (the “Exchange Act) and Rule 12 (g) thereof on July 18, 2015, by which it became a public reporting company. The Company has been formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934. The Company is a blank check company and qualifies as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act which became law in April, 2012.

On May 21, 2015, the Company issued to the founders 20,000,000 shares of its common stock at par value of $0.0001 per share to two officers and directors at a discount of $2,000. On April 22, 2016, the Company issued 5,000,000 new shares of its common stock pursuant to Section 4(2) of the Securities Act of 1933 at the par value of $0.0001 and redeemed 19,500,000 shares of the then outstanding 20,000,000 shares issued to the founders, thereby, effected a change in control of the Company. The new majority shareholders elected new management of the Company. The Company may develop its business plan by future acquisitions or mergers but no agreements have been reached regarding any acquisitions or other business combinations. If the Company makes any acquisitions, mergers or other business combinations, the Company will file a Form 8-K but until such time the Company remains a shell company.

The Company currently has no operations nor does it currently engage in any business activities generating revenues. The Company’s principal business objective is to achieve a business combination with a target company. A business combination normally takes the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended.

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

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have not yet established an ongoing source of revenues sufficient to cover our operating costs and allow it to continue as a going concern. We funded our operations primarily through the financial support from our officers and shareholders. The Company’s independent auditors have issued a report raising substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary financing to continue operations, and/or to successfully locate and negotiate with a business entity for the combination of that target company with the Company. As of December 31, 2016, the Company had not generated revenues and had no income or cash flows from operations since inception. The Company had sustained net loss of $6,976 for the twelve months ended December 31, 2016 and an accumulated deficit of $8,038 as of December 31, 2016.

Financial Operations Overview

Revenue

The Company has not earned revenues from our operations since May 21, 2015 (inception) to December 31, 2016.

Operating Expenses

Operating expenses for the twelve months ended December 31, 2016 were $6,976 compared to $1,062 for the period from May 21, 2015 (inception) to December 31, 2015. Operating expenses increased primarily due to the legal and professional fees incurred for the review of financial statements of the Company and EDGAR and XBRL filing fees. We expect our general and administrative expenses will increase materially as we operate as a public company. These increases will likely to include salaries and benefits, legal and consulting fees, accounting and audit fees, director fees, directors’ and officers’ insurance premiums, fees for investor relations services, enhanced business and accounting systems, and other costs associated with operations.

Liquidity and Capital Resources

Since our inception, our operations have been primarily financed through funding from the officers and shareholders.

For the twelve months ended December 31, 2016 and for the period from May 21, 2015 (inception) to December 31, 2015, we had no cash and cash equivalents. We believe that our existing capital resources will not be sufficient to meet our projected operating requirements for at least the next 12 months and we will need to raise additional capital. Based on our operating plan, we will need additional funds to meet operational needs and capital requirements for operating the Company. We currently have no credit facility or committed sources of capital. To fund future operations, we will need to raise additional capital and our requirements will depend on many factors.

Funding may not be available to us on acceptable terms or at any terms. If we are unable to obtain adequate financing when needed, we may have to delay, reduce the scope of, or even suspend development of future projects. We may seek to raise any necessary additional capital through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends.

The accompanying financial statements for the twelve months ended December 31, 2016 and for the period from May 21, (inception) to December 31, 2015 have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We have continuing net losses and deficiencies in working capital as of most of the balance sheet dates. These conditions raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. These circumstances caused our independent registered public accounting firm to include an explanatory paragraph in their report dated April 18, 2017, regarding their concerns about our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to obtain additional financing as may be required to fund current operations. Management’s plans include selling its equity securities and obtaining debt or other financing to fund its capital requirement and on-going operations; however, there can be no assurance the Company will be successful in these efforts. These factors create substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

Investing Activities

Net cash provided by investing activities for the twelve months ended December 31, 2016 was $0.

Management will pay all expenses incurred by the Company. There is no expectation of repayment for such expenses.

Alternative Financial Planning

The Company has no alternative financial plans at the moment. If the Company is not able to successfully raise funds as needed through a private placement or other securities offering (including, but not limited to, a primary public offering of securities), the Company will not be able to implement its business plan as a going concern.

Equipment Financing

The Company has no existing equipment financing arrangements.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements which we have prepared in accordance with U.S. generally accepted accounting principles. In preparing our financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We have identified the following accounting policies that we believe require application of management’s most subjective judgments, often requiring the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Our actual results could differ from these estimates and such differences could be material.

While our significant accounting policies are described in more details in Note 1 of our annual financial statements included herein, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our financial statements.

JOBS Act Accounting Election

We are an “emerging growth company,” as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards, and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Fair value of Financial Instruments and Fair Value Measurements

ASC 820, “Fair  Value Measurements and Disclosures”,  requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Development Stage and Capital Resources

The Company has devoted substantially all of its efforts to business planning since its inception on May 21, 2015. Accordingly, the Company is considered to be in the development stage. The Company has not generated revenues from its operations, and it will not commence generating revenues until sometime during the third quarter of 2017.

Off-Balance Sheet Arrangements

We have not engaged in any off-balance sheet arrangements as defined in Item 303(c) of the SEC’s Regulation S-B. We did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special-purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not required under Regulation S-K for “smaller reporting companies.”

Item 8. Financial Statements and Supplementary Data

The financial statements for the year ended December 31, 2016 are attached hereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with accountants on accounting and financial disclosure for the period covered by this report.

Item 9A (T). Controls and Procedures

Pursuant to Rules adopted by the Securities and Exchange Commission, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules. This evaluation was done as of the end of the fiscal year under the supervision and with the participation of the Company’s principal executive officer (who is also the principal financial officer). There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation. Based upon that evaluation, he believes that the Company’s disclosure controls and procedures are effective in gathering, analyzing, and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, summarized and processed timely. The principal executive officer is directly involved in the day-to-day operations of the Company.

Management’s Report of Internal Control over Financial Reporting

The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company’s officer, its president, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, based on the criteria establish in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2016, based on those criteria. A control system can provide only reasonably, not absolute, assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues have been detected.

KCCW Accountancy Corp., the independent registered public accounting firm for the Company, has not issued an attestation report on the effectiveness of the Company’s internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during its fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B. Other information

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance;

The Directors and Officers of the Company are as follows:

Name	Age	Positions and Offices Held

Jun Ho Yang	53	President, CFO, Secretary, Director

Management of the Company

The Company has no full time employees.

On April 21, 2016 the following events occurred:

James M. Cassidy resigned as the Registrant’s president, secretary and director.

James McKillop resigned as the Registrant’s vice president and director.

There are no agreements or understandings for the officer or director to resign at the request of another person and the above- named officer and director is not acting on behalf of nor will act at the direction of any other person.

Set forth below are the names of the directors and officers of the Company, all positions and offices with the Company held, the period during which they have served as such, and the business experience during at least the last five years:

Jun Ho Yang was named director of the Registrant.

Jun Ho Yang was appointed Chief Executive Officer, Secretary and CFO of the Registrant.

Jun Ho Yang serves as the sole director and officer of the Registrant. From 2011 to the present, Mr. Yang has served as Vice President of Sella Care, Inc., a private company located in Los Angeles, California which sells and distributes vitamins, mineral supplements and other innovative health care products. The company is dedicated to improving and promoting vibrant health and lifestyle. In that position, Mr. Yang has managed domestic and overseas sales and marketing and financial matters. Mr. Yang is actively involved in non-profit work in the community including the purchase of a non-profit newspaper publication (Christian Herald) and a cable television (CHTZ 18.88). Mr. Yang currently serves as chairman of the board for both entities.

There are no agreements or understandings for the above-named officers or directors to resign at the request of another person and the above-named officers and directors are not acting on behalf of nor will act at the direction of any other person.

Conflicts of Interest

There are no binding guidelines or procedures for resolving potential conflicts of interest. Failure by management to resolve conflicts of interest in favor of the Company could result in liability of management to the Company. However, any attempt by shareholders to enforce a liability of management to the Company would most likely be prohibitively expensive and time consuming.

Code of Ethics

The Company has not at this time adopted a Code of Ethics pursuant to rules described in Regulation S-K. The Company has only one person who serves as a director and the only officer. The Company has no operations or business and does not receive any revenues or investment capital. The adoption of an Ethical Code at this time would not serve the primary purpose of such a code to provide a manner of conduct as the development, execution and enforcement of such a code would be by the same persons and only persons to whom such code applied. Furthermore, because the Company does not have any activities, there are activities or transactions which would be subject to this code. At the time the Company enters into a business combination or other corporate transaction, the current officer and director will recommend to any new management that such a code be adopted. The Company does not maintain an Internet website on which to post a code of ethics.

Corporate Governance

For reasons similar to those described above, the Company does not have a nominating nor audit committee of the board of directors. At the period covered by this Report, the Company only has one person who serves as the corporate director and officer. The Company has no activities, and receives no revenues.

At such time that the Company enters into a business combination and/or has additional shareholders and a larger board of directors and commences activities, the Company will propose creating committees of its board of directors, including both a nominating and an audit committee. Because there is only one shareholder of the Company, there is no established process by which shareholders to the Company can nominate members to the Company’s board of directors. Similarly, however, at such time as the Company has more shareholders and an expanded board of directors, the new management of the Company may review and implement, as necessary, procedures for shareholder nomination of members to the Company’s board of directors.

Item 11. Executive Compensation

The Company’s officer and director do not receive any compensation for services rendered to the Company, nor have he received such compensation in the past. The officer and director is not accruing any compensation pursuant to any agreement with the Company.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

The Company does not have a compensation committee for the same reasons as described above.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of date of this Report, each person known by the Company to be the beneficial owner of five percent or more of the Company’s common stock and the director and officer of the Company. The Company does not have any compensation plans and has not authorized any securities for future issuance. Except as noted, the holder thereof has sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percent of Outstanding Stock(1)

Jun Ho Yang (2)	100,000,000	88.0%
621 S. Virgil Avenue, Ste. 470
Los Angeles, CA 90005

Ho Soon Hwang Yang	100,000,000	83.6%
621 S. Virgil Avenue, Ste. 470

All Executive Officers and
Directors as a Group (1 Person)	100,000,000	88.0%

(1) Unless otherwise indicated, based on 113,592,840 shares of common stock issued and outstanding. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for the purposes of computing the percentage of any other person.

(2) Includes 100,000,000 shares in the name of Mr. Yang’s wife, Ho Soon Hwang Yang, of which he has beneficial ownership.

Item 13. Certain Relationships and Related Transactions

On January 2, 2017, the Company sold 95,000,000 shares to Mrs. Yang, the wife of the president and director of the Company, for $9,500, pursuant to section 4(2) of the Securities Act of 1933.

The Company is not currently required to maintain an independent director as defined by Rule 4200 of the Nasdaq Capital Market nor does it anticipate that it will be applying for listing of its securities on an exchange in which an independent directorship is required. It is likely that neither of the officers and directors would be considered independent directors if it were to do so.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The Company has no activities except for independent audit and Delaware state fees.

Audit Fees consist of fees billed for professional services rendered for the audit of our company’s financial statements and review of our interim financial statements included in quarterly reports and services that are normally provided by our auditors in connection with statutory and regulatory filings or engagements. The following table represents audit fees for the years ended December 31, 2016 and 2015, respectively.

	2016	2015
Audit Fees	$6,000	$750

The Company does not currently have an audit committee serving and as a result its board of directors performs the duties of an audit committee. The board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. The Company does not rely on pre- approval policies and procedures.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Exhibits:

31 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

FINANCIAL STATEMENTS

KCCW Accountancy Corp.

CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Sella Care, Inc.

We have audited the accompanying balance sheets of Sella Care, Inc. (formerly Western Ridge Acquisition Corporation) (the “Company”) as of December 31, 2016 and 2015, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the year ended December 31, 2016 and for the period from May 21, 2015 (Inception) to December 31, 2015. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the year ended December 31, 2016 and for the period from May 21, 2015 (Inception) to December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had no revenues and income since inception. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2, which includes the raising of additional equity financing or merger with another entity. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KCCW Accountancy Corp.

Alhambra, California

April 18, 2017

SELLA CARE, INC.

(Formerly Western Ridge Acquisition Corporation)

BALANCE SHEETS

	December 31, 2016	December 31, 2015
ASSETS

Current Assets
Cash	$-	$-
Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accrued liabilities	$5,000	$750
Payable to related party	1,000	-
Total Liabilities	6,000	750

Stockholders’ Deficit
Preferred stock, $ 0.0001 par value, 20,000,000 shares authorized; none issued and outstanding as of December 31, 2016 and 2015, respectively	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 5,500,000 and 20,000,000 shares issued and outstanding as of December 31, 2016 and 2015, respectively	550	2,000
Discount on common Stock	(550)	(2,000)
Additional paid-in capital	2,038	312
Accumulated deficit	(8,038)	(1,062)
Total stockholders’ deficit	(6,000)	(750)
Total liabilities and stockholders’ deficit	$-	$-

The accompanying notes are an integral part of these financial statements.

SELLA CARE, INC.

(Formerly Western Ridge Acquisition Corporation)

STATEMENTS OF OPERATIONS

		For the period from
	For the year ended	May 21, 2015 (Inception)
	December 31, 2016.	to December 31, 2015

Revenue	$-	$-
Cost of revenue	-	-
Gross profit	-	-

Operating expenses	6,976	1,062
Operating loss	(6,976)	(1,062)
Loss before income taxes	(6,976)	(1,062)
Income tax expenses	-	-
Net loss	$(6,976)	$(1,062)
Net loss per share -
basic and diluted	$-	$-
Weighted average shares -
basic and diluted	9,494,521	20,000,000

The accompanying notes are an integral part of these financial statements.

SELLA CARE, INC.

(Formerly Western Ridge Acquisition Corporation)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Common Stock		Discount on common	Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	stock	capital	Deficit	Deficit

Balance at May 21, 2015 (Inception)	-	$-	$-	$-	$-	$-

Issuance of common stock	20,000,000	2,000	(2,000)	-	-	-

Stockholder contributions for company expenses	-	-	-	312	-	312

Net loss	-	-	-	-	(1,062)	(1,062)

Balance at December 31, 2015	20,000,000	2,000	(2,000)	312	(1,062)	(750)

Redemption of common stock	(19,500,000)	(1,950)	1,950	-	-	-

Issuance of common stock as a result of change in control	5,000,000	500	(500)	-	-	-

Stockholder contributions for company expenses	-	-	-	1,726	-	1,726

Net loss	-	-	-	-	(6,976)	(6,976)

Balance at December 31, 2016	5,500,000	$550	$(550)	$2,038	$(8,038)	$(6,000)

The accompanying notes are an integral part of these financial statements.

SELLA CARE, INC.

(Formerly Western Ridge Acquisition Corporation)

STATEMENTS OF CASH FLOWS

		For the period from
	For the year ended	May 21, 2015 (Inception)
	December 31, 2016	to December 31, 2015
OPERATING ACTIVITIES
Net loss	$(6,976)	$(1,062)
Non-cash adjustments to reconcile net loss to net cash:
Expenses paid for by stockholder and contributed as capital	1,726	312
Changes in operating assets and liabilities
Accrued liability	4,250	750

Net cash used in operating activities	(1,000)	-

FINANCING ACTIVITIES
Proceeds from payable to related party	1,000	-

Net cash provided by financing activities	1,000	-

Net increase in cash	-	-
Cash, beginning of period	-	-
Cash, end of period	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$-	$-
Interest	$-	$-

SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING ACTIVITIES:
Common stock issued to founders for no considerations	$-	$2,000
Common stock issued to officer for no considerations	$500	$-

The accompanying notes are an integral part of these financial statements.

SELLA CARE, INC.

Notes to Financial Statements

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Sella Care, Inc. (formerly Western Ridge Acquisition Corporation) (the “Company”) was incorporated on May 21, 2015 under the laws of the state of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception and its operations to date have been limited to issuing shares to its original shareholders, filing a registration statement on Form 10 and effecting a change in control at a date subsequent to the period covered by this report.

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

BASIS OF PRESENTATION

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s financial statements. Such financial statements and accompanying notes are the representations of the Company’s management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) in all material respects, and have been consistently applied in preparing the accompanying financial statements.

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

CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents as of December 31, 2016 and 2015.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of December 31, 2016 and 2015.

SELLA CARE, INC.

Notes to Financial Statements

INCOME TAXES

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2016 and 2015, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of December 31, 2016 and 2015, there are no outstanding dilutive securities.

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

RECENT ACCOUNTING PRONOUNCEMENTS

On November 20, 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-17-Income Taxes. The Board is issuing this Update as part of its initiative to reduce complexity in accounting standards (the Simplification Initiative). The objective of the Simplification Initiative is to identify, evaluate, and improve areas of generally accepted accounting principles (“GAAP”) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. Current GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. To simplify the presentation of deferred income taxes, the amendments in this Update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this Update apply to all entities that present a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this Update. For public business entities, the amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The Company is currently assessing the impact that the adoption of this amendment will have on the Company’s financial statements.

In May 2016, April 2016, and March 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606) Narrow Scope Improvements and Practical Expedients; ASU 2016-10 Identifying Performance Obligations and Licensing; ASU 2016-08 Principal versus Agent Considerations (Reporting Revenue Gross versus Net); the amendments in these Updates affect certain aspects of Topic 606 without changing core principles of the guidance in Topic 606. The amendments in these Updates affect the guidance in ASU 2014-09, which is not yet effective. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements for Topic 606 (and any other Topic amended by ASU 2014-09). ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of the Update 2014-09 by one year. For nonpublic entities, the amendments are effective for fiscal years beginning after December 15, 2018. The Company is currently assessing the impact that the adoption of these amendments will have on the Company’s financial statements.

NOTE 2 - GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained operating loss of $6,976 and $1,062 during the year ended December 31, 2016 and the period from May 21, 2015 (Inception) to December 31, 2015, respectively. The Company had a working capital deficit of $6,000 and an accumulated deficit of $8,038 as of December 31, 2016 and a working capital deficit of $750 and an accumulated deficit of $1,062 as of December 31, 2015. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern; however, the above condition raises substantial doubt about the Company’s ability to do so. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

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

NOTE 3 - ACCRUED LIABILITIES

As of December 31, 2016 and 2015, the Company had accrued professional fees of $5,000 and $750, respectively.

NOTE 4 – PAYABLE TO RELATED PARTY

Payable to related party amounted to $1,000 consist of fees paid by a shareholder on behalf of the Company as of December 31, 2016. Fees payable to related party are non-interest bearing, unsecured and due on demand as of December 31, 2016.

NOTE 5 – STOCKHOLDERS’ EQUITY

On May 21, 2015, the Company issued 20,000,000 founders common stock to two directors and officers.

On April 21, 2016, the Company redeemed 19,500,000 of the 20,000,000 outstanding shares of common stock pro rata from the two shareholders thereof. The then current officers and directors of the Company resigned and Ho Soon Hwang Yang was appointed as the sole director and officer of the Company.

On April 22, 2016, the Company issued 5,000,000 shares of its common stock to Ho Soon Hwang Yang pursuant to Section 4(2) of the Securities Act of 1933 at par representing 91% of the total outstanding 5,500,000 shares of common stock.

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of December 31, 2016, 5,500,000 shares of common stock and no preferred stock were issued and outstanding.

NOTE 6 - SUBSEQUENT EVENTS

Subsequent to the year ended December 31, 2016, on January 2, 2017, the Company sold 95,000,000 shares to Ho Soon Hwang Yang, the wife of the president and director of the Company, for $9,500, pursuant to section 4(2) of the Securities Act of 1933.

Between March 1 and April 17, 2018, the Company sold 13,092,840 shares of its common stock to 23 investors for a total consideration of $654,642.

The Company has evaluated subsequent events from the balance sheet date through April 18, 2017, the date at which the financial statements were available to be issued, and has determined that other than set forth above there are no items to disclose in accordance with FASB ASC Topic 855, “Subsequent Events.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 17th day of April 2017.

SELLA CARE, INC.

SELLA CARE, INC.

By:	/s/ Jun Ho Yang
Jun Ho Yang, President, Treasurer, Chief Financial Officer (Principal Executive Officer)

In accordance with the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated and on the dates stated.

/s/ Jun Ho Yang	Dated: April 18, 2017
Jun Ho Yang
CEO (Principal Executive Officer), CFO (Principal Financial Officer) and Director

11