Form 10-Q
period 2016-06-30
Sella Care, Inc.
filed 2017-04-25
CIK 1644869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

213-219-7746
(Registrant’s Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [  ] Yes [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [  ] No

As of June 30, 2016, there were 5,500,000 shares of Common Stock, $0.0001 par value, outstanding.

TABLE OF CONTENTS

Page
PART I.

Item 1. Financial Statements.	4

Balance Sheets as of June 30, 2016 (Unaudited) and December 31, 2015	5

Statements of Operations for the Three Months and Six Months ended June 30, 2016 and for the Period from May 21, 2015 (Inception) to June 30, 2015 (Unaudited)	6

Statements of Cash Flows for the Six Months ended June 30, 2016 and for the Period from May 21, 2015 (Inception) to June 30, 2015 (Unaudited)	7

Notes to the Financial Statements (Unaudited)	8

Item 2. Management’s Discussion and Analysis or Plan of Operation	12

Item 3. Quantitative and Qualitative Disclosures About Market Risks.	12

Item 4. Controls and Procedures	12

PART II.

Item 1. Legal Proceedings.	13

Item 1A. Risk Factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	13

Item 3. Defaults Upon Senior Securities.	13

Item 4. Mine Safety Disclosures	13

Item 5. Other Information.	13

Item 6. Exhibits.	13

SIGNATURES	14

EXHIBIT INDEX

As used in this report, the term “the Company,” “we,” “us,” or “our” mean Sella Care, Inc., and its subsidiary, unless the context clearly indicates otherwise.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Form10-Q”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties.

Forward-looking statements may include the words “may,” “could,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “desire,” “goal,” “should,” “objective,” “seek,” “plan,” “strive” or “anticipate,” as well as variations of such words or similar expressions, or the negatives of these words. These forward-looking statements present our estimates and assumptions only as of the date of this Form 10-Q. Except for our ongoing obligation to disclose material information as required by the federal securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement. We caution readers not to place undue reliance on any such forward-looking statements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes will likely vary materially from those indicated.

3

PART I.

Item 1. Financial Statements.

FINANCIAL STATEMENTS

Balance Sheets as of June 30, 2016 (unaudited) and December 31, 2015	5

Statements of Operations for the Three Months and Six Months Ended June 30, 2016 and for the Period from May 21, 2015 (Inception) to June 30, 2015 (unaudited)	6

Statements of Cash Flows for the Six Months Ended June 30, 2016 and for the Period from May 21, 2015 (Inception) to June 30, 2015 (unaudited)	7

Notes to Financial Statements (unaudited)	8

SELLA CARE, INC.
BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(Unaudited)

ASSETS
Current Assets
Cash	$-	$-
Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accrued liabilities	$1,000	$750
Payable to related party	1,000	-
Total Liabilities	2,000	750

Stockholders’ Deficit
Preferred stock, $ 0.0001 par value, 20,000,000 shares authorized; none issued and outstanding as of June 30, 2016 and December 31, 2015, respectively.	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 5,500,000 and 20,000,000 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively.	550	2,000
Discount on common Stock	(550)	(2,000)
Additional paid-in capital	2,038	312
Accumulated deficit	(4,038)	(1,062)
Total stockholders’ deficit	(2,000)	(750)
Total liabilities and stockholders’ deficit	$-	$-

The accompanying notes are an integral part of these financial statements.

SELLA CARE, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended	For the six months ended	For the period from May 21, 2015 (Inception)
	June 30, 2016	June 30, 2016	to June 30, 2015

Revenue	$-	$-	$-
Cost of revenue	-	-	-
Gross profit	-	-	-

Operating expenses	1,576	2,976	312
Operating loss	(1,576)	(2,976)	(312)
Loss before income taxes	(1,576)	(2,976)	(312)
Income tax expenses	-	-	-
Net loss	$(1,576)	$(2,976)	$(312)
Net loss per share - basic and diluted	$-	$-	$-
Weighted average shares - basic and diluted	8,192,308	14,063,536	20,000,000

The accompanying notes are an integral part of these financial statements.

SELLA CARE, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the six months ended	For the period from May 21, 2015 (Inception)
	June 30, 2016	to June 30, 2015
OPERATING ACTIVITIES
Net loss	$(2,976)	$(312)
Non-cash adjustments to reconcile net loss to net cash:
Expenses paid for by stockholder and contributed as capital	1,726	312
Changes in operating assets and liabilities
Accrued liability	250	-

Net cash used in operating activities	(1,000)	-

FINANCING ACTIVITIES
Proceeds from payable to related party	1,000	-

Net cash provided by financing activities	1,000	-

Net increase in cash	-	-
Cash, beginning of period	-	-
Cash, end of period	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$-	$-
Interest	$-	$-

SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING ACTIVITIES:
Common stock issued to founders for no considerations	$50	$2,000
Common stock issued to officer for no considerations	$500	$-

The accompanying notes are an integral part of these financial statements.

SELLA CARE, INC.

Notes to Unaudited Financial Statements

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

BASIS OF PRESENTATION

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s unaudited financial statements. Such unaudited condensed financial statements and accompanying notes are the representations of the Company’s management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) in all material respects, and have been consistently applied in preparing the accompanying unaudited condensed financial statements.

Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with GAAP were omitted pursuant to such rules and regulations. The results for the six months ended June 30, 2016, are not necessarily indicative of the results to be expected for the year ending December 31, 2016.

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

CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents as of June 30, 2016 and December 31, 2015.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of June 30, 2016 and December 31, 2015.

INCOME TAXES

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2016 and December 31, 2015, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

SELLA CARE, INC.
Notes to Unaudited Financial Statements

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of June 30, 2016, there are no outstanding dilutive securities.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-01 Income Statement Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. The objective of this Update is to simplify the income statement presentation requirements in Subtopic 225-20 by eliminating the concept of extraordinary items. Extraordinary items are events and transactions that are distinguished by their unusual nature and by the infrequency of their occurrence. Eliminating the extraordinary classification simplifies income statement presentation by altogether removing the concept of extraordinary items from consideration. This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2014-220 Income Statement Extraordinary Items (Subtopic 225-20), which has been deleted. Effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, a reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The effective date is the same for both public business entities and all other entities. Management is in the process of assessing the impact of this ASU on the Company’s financial statements.

On April 30, 2015, the FASB issued ASU No. 2015-06 Earnings Per Share (Topic 260): Effects on Historical Earnings per Units of Master Limited Partnership Dropdown Transactions. Under Topic 260, Earnings Per Share, master limited partnerships (MLPs) apply the two-class method to calculate earnings per unit (EPU) because the general partner, limited partners, and incentive distribution rights holders each participate differently in the distribution of available cash. When a general partner transfers (or “drops down”) net assets to a master limited partnership and that transaction is accounted for as a transaction between entities under common control, the statements of operations of the master limited partnership are adjusted retrospectively to reflect the dropdown transaction as if it occurred on the earliest date during which the entities were under common control. The amendments in this Update specify that for purposes of calculating historical EPU under the two-class method, the earnings (losses) of a transferred business before the date of a dropdown transaction should be allocated entirely to the general partner interest, and previously reported EPU of the limited partners would not change as a result of a dropdown transaction. Qualitative disclosures about how the rights to the earnings (losses) differ before and after the dropdown transaction occurs also are required. This Accounting Standards Update is the final version of Proposed Accounting Standards Update EITF-14A Earnings Per Share Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions (Topic 260), which has been deleted. Effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, earlier application is permitted. The amendments in this Update should be applied retrospectively for all financial statements presented. Management is in the process of assessing the impact of this ASU on the Company’s financial statements.

SELLA CARE, INC.
Notes to Unaudited Financial Statements

On June 12, 2015, the FASB issued ASU No. 2015-10-Technical Corrections and Improvements. The amendments in this Update cover a wide range of Topics in the Codification. The amendments in this Update represent changes to make minor corrections or minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2014-240-Technical Corrections and Improvements, which has been deleted. Transition guidance varies based on the amendments in this Update. The amendments in this Update that require transition guidance are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. All other amendments will be effective upon the issuance of this Update. Management is in the process of assessing the impact of this ASU on the Company’s financial statements.

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

NOTE 2 - GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained operating loss of $2,976 and $312 during the six months ended June 30, 2016 and the period from May 21, 2015 (Inception) to June 30, 2015, respectively. The Company had a working capital deficit of $2,000 and an accumulated deficit of $4,038 as of June 30, 2016 and a working capital deficit of $750 and an accumulated deficit of $1,062 as of December 31, 2015. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern; however, the above condition raises substantial doubt about the Company’s ability to do so. The unaudited condensed financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

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

SELLA CARE, INC.
Notes to Unaudited Financial Statements

NOTE 3 - ACCRUED LIABILITIES

As of June 30, 2016 and December 31, 2015, the Company had accrued professional fees of $1,000 and $750, respectively.

NOTE 4 - PAYABLE TO RELATED PARTY

Payable to related party amounted to $1,000 consist of fees paid by a shareholder on behalf of the Company as of June 30, 2016. Fees payable to related party are non-interest bearing, unsecured and due on demand as of June 30, 2016.

NOTE 5 – STOCKHOLDERS’ DEFICIT

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

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of June 30, 2016, 5,500,000 shares of common stock and no preferred stock were issued and outstanding.

NOTE 6 - SUBSEQUENT EVENTS

Subsequent to the six months ended June 30, 2016, on January 2, 2017, the Company sold 95,000,000 shares to Ho Soon Hwang Yang, the wife of the president and director of the Company, for $9,500, pursuant to section 4(2) of the Securities Act of 1933.

Between March 1 and April 18, 2017, the Company sold 13,092,840 shares of its common stock to 23 investors for a total consideration of $654,642.

The Company has evaluated subsequent events from the balance sheet date through April 20, 2017, the date at which the financial statements were available to be issued, and has determined that other than set forth above there are no items to disclose in accordance with FASB ASC Topic 855, “Subsequent Events.”

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Sella Care, Inc. (the “Company”) was incorporated on May 21, 2015 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company is a blank check company and qualifies as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act which became law in April, 2012.

Since inception the Company’s operations to date of the period covered by this report have been limited to issuing shares of common stock to its original shareholders, filing a registration statement on Form 10 with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 as amended to register its class of common stock and effecting a change in control of the Company on April 21, 2016.

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

As of June 30, 2016 the Company had not generated revenues and had no income or cash flows from operations since inception. The Company had sustained net loss of $2,976 for the six months ended June 30, 2016 and had an accumulated deficit of $4,038 for the period from May 21, 2015 (Inception) to June 30, 2016.

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

Item 4. Controls and Procedures.

Disclosures and Procedures

Pursuant to Rules adopted by the Securities and Exchange Commission, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules. This evaluation was done as of the end of the period covered by this report under the supervision and with the participation of the Company’s principal executive officer (who was also the principal financial officer).

Based upon that evaluation, he believes that the Company’s disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

This Quarterly Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Quarterly Report.

Changes in Internal Controls

There was no change in the Company’s internal control over financial reporting that was identified in connection with such evaluation that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 21, 2016, the Company redeemed 19,500,000 of the 20,000,000 outstanding shares of common stock pro rata from the two shareholders thereof.

On April 22, 2016, the Company issued 5,000,000 shares of its common stock to Ho Soon Hwang Yang pursuant to Section 4(2) of the Securities Act of 1933 at par, representing 91% of the total outstanding 5,500,000 shares of common stock.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

(a) Subsequent Events

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

(b) During the quarter covered by this Report, there have not been any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

Item 6. Exhibits

(a) Exhibits

Exhibit	ITEM

31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SELLA CARE, INC.

By:	/s/ Jun Ho Yang
President and Chief Financial Officer
Dated:	April 20, 2017

