Form 10-Q
period 2016-09-30
Sella Care, Inc.
filed 2017-04-25
CIK 1644869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of September 30, 2016, there were 5,500,000 shares of Common Stock, $0.0001 par value, outstanding.

Page
PART I.

Item 1. Financial Statements.	4

Balance Sheets as of September 30, 2016 (Unaudited) and December 31, 2015	5

Statements of Operations for the Three Months and Nine Months ended September 30, 2016 and for the Three Months ended September 30, 2015 and the Period from May 21, 2015 (Inception) to September 30, 2015 (Unaudited)	6

Statements of Cash Flows for the Nine Months ended September 30, 2016 and for the Period from May 21, 2015 (Inception) to September 30, 2015 (Unaudited)	7

Notes to the Financial Statements (Unaudited)	8

Item 2. Management’s Discussion and Analysis or Plan of Operation	12

Item 3. Quantitative and Qualitative Disclosures About Market Risks.	12

Item 4. Controls and Procedures	12

PART II.

Item 1. Legal Proceedings.	13

Item 1A. Risk Factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	13

Item 3. Defaults Upon Senior Securities.	13

Item 4. Mine Safety Disclosures	13

Item 5. Other Information.	13

Item 6. Exhibits.	13

SIGNATURES	14

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

PART I

ITEM 1. FINANCIAL STATEMENTS

FINANCIAL STATEMENTS

Balance Sheets as of September 30, 2016 (unaudited) and December 31, 2015	5

Statements of Operations for the Three Months and Nine Months Ended September 30, 2016 and for the Three Months Ended September 30, 2015 and the Period from May 21, 2015 (Inception) to September 30, 2015 (unaudited)	6

Statements of Cash Flows for the Nine Months Ended September 30, 2016 and for the Period from May 21, 2015 (Inception) to September 30, 2015 (unaudited)	7

Notes to Financial Statements (unaudited)	8

SELLA CARE, INC.

BALANCE SHEETS

	September 30, 2016	December 31, 2015
	(Unaudited)

ASSETS
Current Assets
Cash	$-	$-
Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accrued liabilities	$2,000	$750
Payable to related party	1,000	-
Total Liabilities	3,000	750

Stockholders’ Deficit
Preferred stock, $ 0.0001 par value, 20,000,000 shares authorized; none issued and outstanding as of September 30, 2016 and December 31, 2015, respectively.	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 5,500,000 and 20,000,000 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively.	550	2,000
Discount on common Stock	(550)	(2,000)
Additional paid-in capital	2,038	312
Accumulated deficit	(5,038)	(1,062)
Total stockholders’ deficit	(3,000)	(750)
Total liabilities and stockholders’ deficit	$-	$-

The accompanying notes are an integral part of these financial statements.

SELLA CARE, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended	For the three months ended	For the nine months ended	For the period from May 21, 2015 (Inception)
	September 30, 2016	September 30, 2015	September 30, 2016	to September 30, 2015

Revenue	$-	$-	$-	$-
Cost of revenue	-	-	-	-
Gross profit	-	-	-	-

Operating expenses	1,000	250	3,976	562
Operating loss	(1,000)	(250)	(3,976)	(562)
Loss before income taxes	(1,000)	(250)	(3,976)	(562)
Income tax expenses	-	-	-	-
Net loss	$(1,000)	$(250)	$(3,976)	$(562)
Net loss per share - basic and diluted	$-	$-	$-	$-
Weighted average shares - basic and diluted	5,500,000	20,000,000	11,009,158	20,000,000

The accompanying notes are an integral part of these financial statements.

SELLA CARE, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the nine months	For the period from
	ended	May 21, 2015 (Inception)
	September 30, 2016	to September 30, 2015
OPERATING ACTIVITIES
Net loss	$(3,976)	$(562)
Non-cash adjustments to reconcile net loss to net cash:
Expenses paid for by stockholder and contributed as capital	1,726	312
Changes in operating assets and liabilities
Accrued liability	1,250	250

Net cash used in operating activities	(1,000)	-

FINANCING ACTIVITIES
Proceeds from payable to related party	1,000	-

Net cash provided by financing activities	1,000	-

Net increase in cash	-	-
Cash, beginning of period	-	-
Cash, end of period	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$-	$-
Interest	$-	$-

SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING ACTIVITIES:
Common stock issued to founders for no considerations	$50	$2,000
Common stock issued to officer for no considerations	$500	$-

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

Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with GAAP”) were omitted pursuant to such rules and regulations. The results for the nine months ended September 30, 2016, are not necessarily indicative of the results to be expected for the year ending December 31, 2016.

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

CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents as of September 30, 2016 and December 31, 2015.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of September 30, 2016 and December 31, 2015.

SELLA CARE, INC.
Notes to Unaudited Financial Statements

INCOME TAXES

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of September 30, 2016 and December 31, 2015, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of September 30, 2016 and 2015, there are no outstanding dilutive securities.

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

NOTE 2 - GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained operating loss of $3,976 and $562 during the nine months ended September 30, 2016 and the period from May 21, 2015 (Inception) to September 30, 2015, respectively. The Company had a working capital deficit of $3,000 and an accumulated deficit of $5,038 as of September 30, 2016 and a working capital deficit of $750 and an accumulated deficit of $1,062 as of December 31, 2015. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

SELLA CARE, INC.
Notes to Unaudited Financial Statements

NOTE 3 - ACCRUED LIABILITIES

As of September 30, 2016 and December 31, 2015, the Company had accrued professional fees of $2,000 and $750, respectively.

NOTE 4 – PAYABLE TO RELATED PARTY

Payable to related party amounted to $1,000 consist of fees paid by a shareholder on behalf of the Company as of September 30, 2016. Fees payable to related party are non-interest bearing, unsecured and due on demand as of September 30, 2016.

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

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of September 30, 2016, 5,500,000 shares of common stock and no preferred stock were issued and outstanding.

NOTE 6 - SUBSEQUENT EVENTS

Subsequent to the nine months ended September 30, 2016, on January 2, 2017, the Company sold 95,000,000 shares to Ho Soon Hwang Yang, the wife of the president and director of the Company, for $9,500, pursuant to section 4(2) of the Securities Act of 1933.

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

As of September 30, 2016 the Company had not generated revenues and had no income or cash flows from operations since inception. The Company had sustained net loss of $3,976 for the nine months ended September 30, 2016 and had an accumulated deficit of $5,038 for the period from May 21, 2015 (Inception) to September 30, 2016.

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

On April 22, 2016, the Company issued 5,000,000 shares to Ho Soon Hwang Yang, pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

(a) Subsequent Events.

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

.